Form 10-Q
period 2010-06-30
Northtech Industries Inc.
filed 2010-08-23
CIK 1482728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number: 000-53884

NORTHTECH INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8594354
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6363 7th Ave So. #220, Seattle, WA 98108
(Address of principal executive offices)

(206) 632-2839
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posed on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ x ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the numbers of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 15,078,500 shares of Class A Common Stock, and 500,000 shares of Class B Common Stock, issued and outstanding as of August 23, 2010

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NORTHTECH INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	As of June 30, 2010	As of September 30,
	(Reviewed)	2009 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$7,446	$23,974
Accounts receivable	241,048	364,450
Prepaid expenses - deposits	17,455	17,086
TOTAL CURRENT ASSETS	265,949	405,510

OTHER ASSETS:
Vehicles and equipment	28,214	27,715
Accumulated depreciation	(19,940)	(13,980)
Goodwill	485,100	485,100
TOTAL OTHER ASSETS	493,374	498,835

TOTAL ASSETS	$759,323	$904,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$353,783	$343,466
Accrued expenses	178,832	75,173
Line of credit	114,469	141,722
Short term debt and factored receivables	125,119	100,612
TOTAL CURRENT LIABILITIES	772,203	660,973

LONG-TERM DEBT, net of current portion	-	463

TOTAL LIABILITIES	772,203	661,436

STOCKHOLDERS' EQUITY:
Class A Common Stock, $0.001 par value, 85,000,000 shares authorized: 14,200,000 at September 30, 2009 and 15,078,500 at June 30, 2010 shares issued and outstanding, respectively	15,079	14,200
Class B Common Stock, $0.001 par value, 5,000,000 shares authorized; 500,000 shares issued and outstanding	500	500
Class A Preferred Stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class B Preferred Stock, $0.001 par value, 5,000,000 shares authorized no shares issued and outstanding	-	-
Additional paid-in capital	919,943	828,722
Accumulated deficit during the development stage	(948,403)	(600,513)
	(12,881)	242,909

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$759,323	$904,345

See Notes to Financial Statements

NORTHTECH INDUSTRIES, INC. AND SUBSIDIARY
Statements of Operations - Detailed

	For the		For the Nine	For the Six
	Three Months Ended		Months	Months
			Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Reviewed)	(Unaudited)	(Reviewed)	(Unaudited)
REVENUES	$533,103	$853,189	$1,584,710	$1,418,618

COST OF REVENUES:
Direct labor and benefits	164,130	257,855	558,889	455,497
Subcontractors	107,846	250,328	273,616	347,033
Tools and materials	143,714	167,373	473,756	303,161
Equipment rental	(258)	609	5,562	953
Other	2,207	6,486	13,758	15,560
TOTAL COST OF REVENUES	417,639	682,651	1,325,581	1,122,204

GROSS PROFIT	115,464	170,538	259,129	296,414

GENERAL & ADMINISTRATIVE EXPENSES:
Wages and benefits	110,838	86,264	333,615	172,086
Travel and entertainment	1,724	3,402	16,090	3,406
Consultants	3,543	25,758	28,945	30,963
Office and equipment	13,160	12,208	46,807	19,969
Insurance expense	8,278	10,304	15,983	16,444
Advertising	8,147	8,052	26,216	8,719
Finance fees and interest expense	31,391	20,510	88,934	42,362
Other expense	20,279	1,485	50,429	23,247
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	197,360	167,983	607,019	317,196

NET INCOME (LOSS)	$(81,896)	$2,555	$(347,890)	$(20,782)

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$0.00	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARE OUTSTANDING	15,078,500	14,650,000	15,310,889	12,200,000

See Notes to Financial Statements

NORTHTECH INDUSTRIES, INC. AND SUBSIDIARY
Statements of Cash Flows

	For the		For the Nine	For the Six
	Three Months Ended		Months	Months
			Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Reviewed)	(Unaudited)	(Reviewed)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(81,896)	$2,555	$(347,890)	$(20,782)
ADJUSTMENT TO RECONCILE NET INCOME (LOSS) TO NET CASH USED BY OPERATING ACTIVITIES:
Depreciation	1,065	8,898	5,961	8,898
(INCREASE) DECREASE IN:
Accounts receivable	(95,465)	(193,185)	123,402	(293,645)
Prepaid expenses - deposits	(1,577)	14,493	(369)	(6,195)
Goodwill	-	(485,100)	-	(485,100)
INCREASE (DECREASE) IN:
Accounts payable	65,327	108,836	10,316	272,479
Checks in excess of bank balance	-	23,840	-	18,810
Advances from related parties	-	(17,500)	-	(17,500)
Accrued expenses	17,417	46,438	103,659	50,019
Short term notes payable & factored receivables	83,451	55,869	24,507	37,564
NET CASH USED BY OPERATING ACTIVITIES	(11,679)	(434,856)	(80,413)	(435,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(500)	(18,985)	(500)	(18,985)
NET CASH USED BY INVESTING ACTIVITIES	(500)	(18,985)	(500)	(18,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) from line of credit	14,479	-	(27,253)	-
Prcoeeds (repayment) of long-term debt	-	4,812	(463)	4,812
Issuance of common stock	-	4,900	879	4,900
Additional paid-in capital	(750)	445,305	91,222	445,305
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,729	455,017	64,385	455,017

NET INCREASE (DECREASE) IN CASH	1,550	1,176	(16,528)	580

CASH, BEGINNING OF PERIOD	5,896	-	23,974	596

CASH, END OF PERIOD	$7,446	$1,176	$7,446	$1,176

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$31,391	$20,510	$88,934	$42,362
Income taxes	$-	$-	$-	$-

See Notes to Financial Statements

NORTHTECH INDUSTRIES INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Northtech Industries, Inc. and Subsidiary is presented to assist the reader in the evaluation of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Description of Business

Northtech Industries, Inc. ("Northtech" or the "Company") is a holding corporation incorporated in the state of Nevada. It operates in the residential construction services industry through its wholly owned subsidiary Millwork Pro, Inc. ("Millwork Pro" or "Subsidiary"), a Washington State corporation. On April 8, 2009, the Company effected a merger agreement with The Finish Company Painting and Carpentry, Inc, ("The Finish Company"); The Finish Company merged with and into Millwork Pro. The Company issued 4,900,000 shares of its Class "A" common stock to the shareholders of The Finish Company in exchange for cancellation of their shares of common stock in the Finish Company and The Finish Company merging with and into Millwork Pro. The Company's business model is to acquire existing operators in selective niches of residential and commercial construction services and build a profitable and growing company. The Company services remodel, commercial and residential builders in key growth markets in the Pacific Northwest. Pursuant to the April 8, 2009 merger, the Company's subsidiary operates utilizing The Finish Company business name.

The Company's consolidated revenues were derived entirely from providing paint, tile, millwork installation, and carpet installation products and services for single and multiple family residential homebuilders. The projects are short-term in nature and are billed by the Company when completed.

On September 14, 2009, Northtech Industries changed the fiscal year end from December 31, to September 30. The financial statements for the period ended September 30, 2009 reflect the operations from January 1, 2009 through September 30, 2009.

Basis of Consolidation

The consolidated financial statements include the account of Northtech Industries, Inc. and its wholly-owned subsidiary, Millwork Pro, Inc., dba The Finish Company. All material intercompany transactions between the Company and its Subsidiary have been eliminated in consolidation.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Certain accounts receivable were factored with recourse as of June 30, 2010. Accounts receivable were recorded net of an allowance for doubtful accounts for the quarter ended June 30, 2010 and the year ended September 30, 2009. All accounts were considered fully collectible; therefore, no allowance was established as of June 30, 2010 and September 30, 2009, respectively. If amounts become uncollectible, they will be charged to operations when that determination is made.

Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the three months ended June 30, 2010 and June 30, 2009 were $8,147 and $8,052 respectively.

NORTHTECH INDUSTRIES INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenues on the completed-contract method. The completed-contract method is used because the typical contract is completed in one month or less, and financial position and results of operations do not vary significantly from those that would result using the percentage-of-completion method. A contract is considered substantially complete at the time of departure from the job site.

Concentrations of Credit Risk

Millwork Pro had three major customers, Build Urban, JAS Design, and Olive Tree, from whom 9%, 10%, and 9% of revenues, respectively, were earned for the three months ended June 30, 2010. Millwork Pro had one major customer, Charter Construction, from whom approximately 23% of revenues were earned for the three months ended June 30, 2009.

Stock Based Compensation

The Company uses the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No, 123, Accounting for Stock-Based Compensation, for its non-employee stock compensation plan. Under Statement No. 123, compensation expense is determined based on the fair value of the services received.

Vehicles and Equipment
Vehicles and equipment are stated at cost. Gains or losses on dispositions of equipment are included in operation in the year of disposal.

Depreciation

Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three months ending June 30, 2010 was $1,063. Depreciation expense for the three months ending June 30, 2009 was $8,898.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	GOING CONCERN

The Company has incurred substantial net losses for the quarter and nine months ended June 30, 2010, and the years ended September 30, 2009, December 31, 2008 and 2007. This raises doubt about the Company's ability to continue as a going concern.

The Company's future success is dependent upon its ability to raise additional capital to fund its business plan and ultimately to attain profitable operations. There is no guarantee that the Company will be able to raise enough capital or generate sufficient revenues to sustain its operation. Management believes they can raise the appropriate funds needed to support their business plan.

NORTHTECH INDUSTRIES INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

2.	GOING CONCERN (continued)

The financial statements do not include any adjustments relating to the recoverability or classification or recorded assets and liabilities that might result should the Company be unable to continue as a going concern. During the period from July 31, 2006 (Inception) through June 30, 2010, the Company has a loss of $932,774.

3.	PREPAID EXPENSES - DEPOSITS

The Company had $17,455 of prepaid expenses - deposits for the quarter ending June 30, 2010 and $17,086 of prepaid expenses - deposits for the year ending September 30, 2009, which is comprised of retainage deposits from customers, funds received from customers that are to be deposited, and employee advances.

4.	PROMISSORY LOAN AGREEMENT

On May 5, 2010, the Company entered into a 90 day Promissory Loan Agreement with Steve Lowden. The principal of the loan is $15,000, at a 5.00% interest rate, which matures on August 10, 2010, at which point full payment of the loan is due to the lender. The principal and interest due on this loan will be converted to capital on the maturity date of the loan.

5.	LOANS FROM FACTORED RECEIVABLES, SHORT TERM LOANS

The Company entered into a factoring and security Agreement with Associated Marketing Consultants, Inc. dba AMCI finance to obtain short-term working capital by factoring, selling, and assigning to AMCI acceptable accounts receivable at a 2% discount below face value.

The loan from the sale of the receivables is with recourse and is fully secured by the receivables. The loan has a 20% reserve requirement. The loan balance outstanding as of June 30, 2010 and September 30, 2009 was $91,683 and $96,065 respectively.

On November 7, 2008, the Company entered into a Business Loan Agreement with Cowlitz Bank, dba Bay Bank, for a $135,000 credit facility, at a prime plus 4.75% interest rate, which matures on May 1, 2009. The loan is personally guaranteed by Michael Grabham, President, and secured by a Third Deed of Trust against his personal residence.

On June 16, 2009, the Company extended its Business Loan Agreement with Cowlitz Bank, dba Bay Bank, with a maturity date of July 1, 2009, at a prime plus 5.00% interest rate. On July 8, 2009, the Company again extended the Business Loan Agreement with Bay Bank, with a maturity date of August 1, 2009, at a prime plus 6.00% interest rate. On August 31, 2009, the Company again extended the Business Loan Agreement with Bay Bank, with a maturity date of February 1, 2010, at a prime plus 4.75% interest rate. On March 11, 2010, the Company extended its Business Loan Agreement with Cowlitz Bank, dba Bay Bank, with a maturity date of September 1, 2010, at a prime plus 6.00% interest rate. On June 30, 2010, $102,041 was outstanding. On September 30, 2009, $124,030 was outstanding.

On May 5, 2010, the Company entered into a 90 day Promissory Loan Agreement with Steve Lowden. The principal of the loan is $15,000, at a 5.00% interest rate, which matures on August 10, 2010, at which point full payment of the loan is due to the lender.

NORTHTECH INDUSTRIES INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

6.	INCOME TAXES

The Company has a total federal net operating loss carry forward of $586,103 that is available to offset future taxable income of which $56,047 will expire in 2026, $225,662 will expire in 2027, $89,929 will expire in 2028, and $214,465 will expire in 2029. The Company also has start-up costs of $14,410 related to consolidation activities that can be amortized and offset against future taxable income for a period of five years. No income tax expense or corresponding liability has been recorded for the three months ended June 30, 2010 or the year ended September 30, 2009. The Company made no cash payments for federal income taxes in the three and nine months ended June 30, 2010 and the three and six months ended June 30, 2009.

As of September
30, 2009
Deferred tax assets:
Net operating tax carry forwards	$586,103
Tax rate	34%
Gross deferred tax assets	199,275
Valuation allowance	(199,275)
Net deferred tax assets	$-

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

The Company's Subsidiary is incorporated and conducts all business activities in the state of Washington. The Company, therefore, is not subject to state income tax and, accordingly, no provision has been made in the financial statements.

7.	CAPITAL STOCK

Each holder of Class "A" Common Stock shall be entitled to one vote for each share of Class "A" Common Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Company.

Each holder of Class "B" Common Stock shall be entitled to one hundred votes for each share of Class "B" Common Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of stockholders of the Company.

The holders of Class "A" Common Stock shall be entitled to receive, share for share, with the holders of shares of Class "B" Common Stock, such dividends if, as, and when declared from time to time by the Board of Directors. In the event that such dividend is paid in the form of shares of Common Stock, holders of Class "A" Common Stock shall receive Class "A" Common Stock and holders of Class "B" Common Stock shall receive Class "B" Common Stock.

In the event of voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of Class "A" Common Stock shall be entitled to receive, share for share with holders of Class "B" Common Stock, all the assets of the Company of whatever kind available for distribution to stockholders, after the rights of the holders of the Preferred Stock have been satisfied.

Each share of Class "B" Common Stock shall be convertible into one fully paid and non-assessable share of Class "A" Common Stock at the option of the holder thereof at any time.

The powers, designations, preferences, rights and qualification of the Class "A" and Class "B" preferred shares shall be set by a resolution of the Board of Directors.

NORTHTECH INDUSTRIES INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

8.	REGULATION A OFFERING

2009 Regulation A Offering

As of December 31, 2009, the Company had sold 325,000 shares to three purchasers, at a purchase price of $0.10 per share, for gross proceeds of $32,500, pursuant to its offering under Regulation A.

The net proceeds from the offering under Regulation A, following the payment of offering-related expenses, will be used by us largely to fund the hiring of two staff members (sales, estimator), start the marketing program, upgrade accounting and operations information systems, and for working capital and other general corporate purposes.

The Company has agreed, pursuant to the terms of the subscription agreement with the investors, to provide "piggyback" registration rights.

February 2010 Regulation A Offering

As of February 5, 2010, the Company had sold an additional 603,500 shares of Class A Common Stock to 32 purchasers at a purchase price of $0.10 per share, for gross proceeds of $60,350. As of February 5, 2010, the Company had sold a total of 928,500 shares of Class A Common Stock to 35 purchasers at a purchase price of $0.10 per share, for gross proceeds of $92,850.

9.	LICENSE AGREEMENT WITH MICROBLEND

On May 28, 2010, the Company entered into a 72 month capital lease with MicroBlend to lease an automated paint machine and various other equipment associated with the machine. The lease contains a bargain purchase option of $1 at the end of the lease term. Nothing is due on the lease for the first twelve months; $2,066.79 is due per month for months 13 - 72. The equipment is designed to be used with certain consumable materials and components which the Company had agreed to purchase exclusively from MicroBlend during the term of this lease contract under a material consignment and purchase contract. Simultaneously, the Company entered into a Software Licensing Agreement whereby MicroBlend grants the Company a license to use the MicroBlend IP solely in combination with the equipment.

****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, some information in this quarterly report contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this quarterly report because they involve risks, uncertainties and other factors affecting our operations, our ability to effectively integrate acquired businesses into our operations, market growth, service, products and licenses. Events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of any future events could have a material adverse effect on our business, results of operations and financial position.

Description of Business

Northtech Industries, Inc., (“Northtech”), a Nevada corporation, is a holding company operating in the commercial and residential construction services industry. Its primary focus is to acquire existing operators in selective niches of the construction services industry, build economies of scale, and institute best practices to drive profits.

Northtech maintains its corporate headquarters at 6363 7th Ave So., #220, Seattle Washington 98108. The telephone number is (206) 632-2839.

Northtech Industries was formed in October 2006. Its first acquisition was Millwork Pro, Inc., a millwork installation business, in October of 2006. The acquisition of Millwork Pro was accomplished by a cashless share exchange. Pursuant to the terms of the Share Exchange Agreement Northtech issued 2,840,000 common shares to the shareholders of Millwork Pro in exchange for 100% of the outstanding shares. At the time of the acquisition, the shareholders of Millwork Pro were Loren Perrigo and Mark Jensen owning 60% and 40% of the issued and outstanding shares respectively. Mr. Perrigo received 1,704,000 common shares, and Mr. Jensen received 1,136,000 common shares completing the acquisition. Northtech Industries was represented by CEO Mark Jensen who was also a director of Millwork Pro at the time of the acquisition. Millwork Pro was represented by President Loren Perrigo who is also the president of PCS Millwork. There were no third parties involved in the negotiations and agreement nor were there any fees paid. Millwork Pro acquired the operations of a millwork installation division from PCS Millwork, Inc. The operations consisted of, contracts for future work, approximately 20 employees, tools, and a van that had been fully depreciated.

On April 8, 2009 Northtech Industries merged with and into The Finish Company Painting and Carpentry, a Washington corporation, with Millwork Pro, Inc. to create Millwork Pro, Inc., doing business as “The Finish Company” (“Millwork Pro DBA The Finish Company” or “The Finish Company”). The primary purpose of the acquisition of The Finish Company was to round out the current products offered by Millwork Pro to include Painting, Tile, Carpentry, and Finish Work. Control was obtained by Northtech Industries acquiring 100% ownership of The Finish Company and it is now a wholly-owned subsidiary of Northtech. The Finish Company had revenues of approximately $1.64 million in 2008. Michael Grabham held 90 shares of The Finish Company Painting and Carpentry common stock. Michael Grabham received 4,410,000 shares of Class “A” Common Stock of Northtech Industries, Inc. Andy Sewrey held 10 shares of The Finish Company Painting and Carpentry common stock. Andy Sewrey received 490,000 shares of Class “A” Common Stock of Northtech Industries, Inc. The merger shares issuable to The Finish Company Security Holders represented approximately 33% of the Northtech Industries’ Fully-Diluted Common Stock as at the effective time of the merger.

Company Overview

Through the Company’s subsidiary, Millwork Pro DBA The Finish Company, 31 people are employed in production and management and as many as 20 carpenters are subcontracted. It typically operates fifteen to twenty jobsites on any given day.

The Finish Company services single and multi-family homebuilders and commercial builders in key growth markets in the Pacific Northwest. It actively services thirty such customers. Marketing targets 600 key companies in the Greater Seattle area. As the homebuilder market has slowed we have increased marketing efforts to the commercial builders. New projects in the commercial building sector have been completed.

Services

Northtech Industries offers a diversified group of services reaching a broad market. We service both commercial and residential markets. We offer services for new construction, tenant improvements and remodeling. Our primary services are painting, carpentry/millwork, flooring and tile.

Painting

The Company’s primary service is residential and commercial painting. The Finish Company offers residential and commercial painting services for interior and exterior applications. Clients include new home builders, property managers, retailers, realtors, contractors, and homeowners. As a Residential Painting Specialist, the Company offers the following residential painting services: Interior Painting, Exterior Painting, Minor Repairs, Waterproofing, Popcorn Ceilings, Pressure Cleaning, Renovations, Touch-up, Expert Trim Detail and Color Consulting. As a Commercial Painting Specialist, the Company offers the following commercial painting services: Interior and exterior painting and staining, ceilings, walls, doors and floors, all forms of paint / stain grade trim and molding, wallpaper and other coverings, and installation of signs and fixtures. In an effort to provide a turn key solution to our customers, we also supply the paint for approximately 80% of all paint jobs. We purchase the paint from various vendors, mainly, Rodda Paints, Sherwin Williams and Kelly Moore. With the lease signed with Microblend we are now able to make our own paint with a lower cost basis. This ability gives us a competitive advantage to other painting companies.

There are several targeted locations for our painting services. We actively market to clients with the following property types:

  Commercial Property
  Office Buildings, Suites and Complexes
  Hospitals, Clinics, Medical Buildings and Laboratories
  City, State Government and Municipalities
  Retail Stores and Shopping Malls
  Hotels, Motels and Resorts
  Restaurants and Commercial Kitchens
  Health Clubs, Fitness and Day Spas
  Churches and Places of Worship
  Movie Theaters and Entertainment Complexes
  Schools, Colleges and Universities
  Heavy Commercial
  Industrial Buildings
  Homeowners

Carpentry / Millwork

On a building‘s exterior, we complete the project’s requirements for wood siding, decorative finishes, window trims, and decks. For the interior, we perform custom cabinets, interior woodwork for baseboards, crown molding, custom doors, wood paneling, sloped ceiling inlays, ceiling medallions and windows. We provide the raw materials for approximately 20% of all carpentry jobs. Our primary suppliers are Western Pacific and Alexandria Molding.

Below is a list of some of the finish carpentry services we provide:

º	Setting Cabinets	º	Custom Entertainment Centers
º	Staircase Installation	º	Closet Shelving Installation
º	Interior Door Hanging	º	Custom Beam Work
º	Interior Door Casing	º	Window Seats
º	Window Casing	º	Toy Boxes
º	Crown Molding	º	Raised Panel Walls
º	Chair Rails	º	Custom Pillars or Posts
º	Wainscotings	º	Custom Bent Curved Hand railing
º	Custom Mantles	º	Bidding for New Home Plans

We work for commercial general contractors, remodelers, single family and multi-family home builders to install cabinets, doors and moldings as part of the building process. We install paint grade and stain grade. We offer a turnkey package where materials and installation services are included in one estimate.

Millwork installation services include:

  Interior doors
  Exterior doors
  Moldings
  Cabinets
  Stair systems
  Window trim

Tile

The Company specializes in all kinds of tile: large tiles or detailed mosaic tiles, slate, granite, porcelain and limestone. We install tile or stone for a huge building, or a new shower for your master bathroom. The company focuses on interior residential tiling in dining areas, kitchens, bedrooms and bathrooms. In outdoor areas we tile decks, patios, entertaining areas, around pools, driveways, front entrances, steps & pathways. For commercial or residential projects we provide natural and engineered stone countertops. We provide the raw materials for approximately 50% of all tile jobs. Our primary suppliers are Oregon Tile and Marble, Pental Tile, and Dal Tile.

Flooring

We provide carpet, vinyl and hardwood flooring for residential and general contractors. We also refinish all types of hardwood floors. We provide the hardwood, carpet or vinyl on 90% of our projects. Our primary supplier is Hardwood Distributors of Seattle and Shaw Carpets.

Results of Operations

Three and nine months ended June 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2010 which are included herein.

Our operating results for the three and nine months ended June 30, 2010 and the three and six month ended June 30, 2009 are summarized as follows:

	For the		For the Nine	For the Six
			Months	Months
	Three Months Ended		Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

	(Reviewed)	(Unaudited)	(Reviewed)	(Unaudited)
REVENUES	$533,103	$853,189	$1,584,710	$1,418,618

TOTAL COST OF REVENUES	417,639	682,651	1,325,581	1,122,204

GROSS PROFIT	115,464	170,538	259,129	296,414

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	197,360	167,983	607,019	317,196

NET INCOME (LOSS)	$(81,896)	$2,555	$(347,890)	$(20,782)

Revenues

For the three months ended June 30, 2010, the Company recognized revenues of $533,103 (June 30, 2009 - $853,189) (Nine months ended June 30, 2010 and six months ended June 30, 2009- $1,584,710, and $1,418,618 respectively). Installation services for the three month period represent approximately 43% ($230,095) of revenues (nine months ended June 30, 2010 -45% $705,647), paint services represent 41% ($219,180) (nine months ended June 30, 2010 - 38% $609,145), and tile services represent 16% ($83,828) (nine months ended June 30, 2010 - 17% $269,918). With the acquisition of The Finish Company we added painting and tiling to our service offering. We are able to offer one customer more services and increase our revenue opportunity. Moving forward our plan is to focus on residential and commercial painting because it offers greater margin opportunities. We will seek to increase our product and service offerings through acquisitions. Counter tops, flooring, windows and roofing are other areas we may add to the product offering.

Cost of Revenues Earned

Costs of Revenues Earned, as reflected in the Company’s statement of operations, consists of direct labor costs, subcontractors, tools and materials, equipment rental and other expenses. As a percentage of total revenue, our gross profit for the three months ended June 30, 2010 was 21.65% as compared to 19.9% for the three months ended June 30, 2009. We intend to achieve a goal of between 20% to 24% margins within the fiscal year 2010. We intend to achieve this by targeting higher margin opportunities such as residential and commercial painting. Painting projects can reach 40%-50% gross margin in the residential sectors.. With the addition of our Automated Paint Machine we will be able to lower our average cost for the paint we provide by 25-40%. This competitive advantage allows us to successfully bid for jobs that might be seen as lower margin by other competitors. Another high margin opportunity is residential remodels. We are implementing improved management programs to reduce labor costs. We will be using new software to manage the labor hours. Our highest project cost is labor. By managing hours better and reducing labor costs we improve our gross margin. We intend to create a retail location that will allow us to purchase many of our materials direct from distributors. This move will allow us to save an additional 15-20% on materials we are currently purchasing. We are expanding our Internet marketing to get higher-margin clients. Our Internet marketing tends to create sales cycles that have higher margins. People who contact us by the Internet don’t tend to shop for competitive bids as much. We aren’t competing for the project with many contractors so we don’t have to decrease our margins to win the business.

General and Administrative Expenses

General and Administrative expenses, as reflected in the Company’s statement of operations, consists of Wages and Benefits, Travel and Entertainment, Consultants, Office and Equipment, Insurance, Advertising, Finance Fees and Interest Expense, and Other Expenses. As a percentage of revenue for the three months ended June 30, 2010 these expenses reflect 37% (June 30, 2009– 19.68%) . Nine months ended June 30, 2010 and six months ended June 30, 2009, 38% and 22% respectively.

Net Loss

For the three months ended June 30, 2010, the Company recognized a net loss of $81,896 compared to a net income for the three months ended June 30, 2009 of $2,555. Management has been working diligently to implement and develop procedures and processes to streamline the business operations, increase the efficiency of our bidding process, effect scalability, control labor costs, and our ability to better predict market conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through a line of credit based on receivables from AMCI Finance, a bank loan from Bay Bank and the sale of equity securities. Overall, our liquidity and access to capital is very limited; we have not received any commitment for additional financing and given the size of our Company we may be limited to (i) additional loans from Bay Bank (ii) the sale of the Company’s Common Stock, or (iii) other debt instruments.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. During the three months ended June 30, 2010 and 2009 cash used in our operating activities was $(81,896) and $2,555 respectively. (Nine months ended June 30, 2010 and six months ended June 30, 2009-($347,890) and (20,782) respectively. We funded our operating activities with cash reserves in addition to the following net resources:

AMCI
Bay Bank Note
List Investors and Funds Received

Our primary source of liquidity is our cash flows from operations. Millwork Pro sells clients on our ability to provide construction services. For every dollar in revenue we spend approximately 25% on materials, 45% on labor and 25% on fixed overhead. We finance operations primarily through a line of credit based on receivables from AMCI Finance. We are able to factor our receivables for completed projects and receive income immediately upon submitting invoices. This greatly improves our cash flow.

On March 11, 2010, the Company renewed and changed the terms of its Business Loan Agreement with Cowlitz Bank, d/b/a Bay Bank. Descriptions of the material changes in terms to the original loan are as follows:

  Change from a Term Loan to a Revolving Line of Credit.
  Change in payment structure from monthly payments of principal plus interest to monthly interest only plus weekly principal payments of $750.00 beginning on April 1, 2010.
  The Company is to provide Borrowing Base Certificates with each advance request but not less than weekly, which will be supported by a listing of all Receivables, Payables, Jobs in Progress and estimated costs.
  The Advance Ratio is not to exceed 80% of eligible Accounts.
  The Maturity Date has extended from February 1, 2010 to September 1, 2010.

List Investors and Funds Received - As of June 30, 2010, the Company had sold 928,500 shares to 35 purchasers, at a purchase price of $0.10 per share, for gross proceeds of $92,850, pursuant to its offering under Regulation A. On May 5, 2010, the Company entered into a 90 day Promissory Loan Agreement with Steve Lowden. The principal of the loan is $15,000, at a 5.00% interest rate, which matures on August 10, 2010, at which point full payment of the loan is due to the lender. As of the date of this report, the parties have agreed in principal to repayment by way of issuing Class A Common Stock pending the drafting and signing of approved paperwork.

At June 30, 2010, we had a cash balance of $7,446 compared to $23,974 at September 30, 2009, a decrease of $16,528. At June 30, 2010, our working capital was $(12,880) as compared to $243,372 at September 30, 2009, a change of $256,252. Our current assets, other than cash, consist of 241,048 in accounts receivable, and 17,455 in prepaid expenses - deposits.

Our current liabilities consisted of $353,783 in accounts payable, Short term debt and factored receivables due to AMCI Finance of $125,119 and Line of Credit to Bay Bank of $114,469 and $178,832 in accrued expenses.

The acquisition of The Finish Company has created negative cash flows. The primary reasons for the negative cash flows are lower revenues due to the economy, small gross margins due to competition and fixed costs that don’t decrease in proportion to the decrease in revenues.

The economy has greatly affected our revenues and our ability to obtain new clients. For the three months ended June 30, 2010, the Company recognized revenues of $533,103 as compared to the same period in June 30, 2009 with $853,189 in revenue. The construction industry is driven primarily by the residential construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, employment levels, supply and demand for housing stock, availability of credit, foreclosure rates, consumer confidence and the economy in general. The homebuilding industry is undergoing a significant and sustained downturn due to negative trends in many of the factors listed above. Many homebuilders have significantly decreased their starts because of lower demand and an excess of both existing and new home inventory. The weakness in the homebuilding industry has resulted in a substantial reduction in the demand for construction services such as painting, tile, carpentry and millwork.

We work to expand our customer base beyond homebuilders and focus on the consumer market for residential services such as painting and remodeling. We also work with the commercial markets such as retail and office buildings. We believe the residential home building market isn’t going to significantly improve until 2012. By expanding our customer base and continually entering new markets we can lessen the impact of the residential home market.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated working capital requirements and capital expenditures for 12 months following the date of this report. Our business is subject to seasonality and our cash flow from operations improves significantly from June through October every year. Nevertheless, we may require additional sources of liquidity in the event of changes in business conditions or other future developments. Factors affecting our sources of liquidity include our sales performance and our ability to control material costs and labor. Any changes in the significant factors affecting our revenues may cause material fluctuations in our cash generated from operations. Changes in working capital, including any significant shortening or lengthening of our accounts receivable cycle, may also cause fluctuations in our cash generated from operations. If our sources of liquidity are insufficient to satisfy our cash requirements, we may seek to sell additional equity or securities to meet our cash needs.

If we are to implement our business plan, we will need to raise significant amounts of additional capital during the year ending September 30, 2010. We have not received any commitment that any such additional financing would be forthcoming. Accordingly, there can be no assurance that the Company will be successful in selling equity or securing debt financing, or that any combination thereof will be sufficient to meet our capital needs or, if it could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.

Critical Accounting Policies and Estimates

Basis of Consolidation
The consolidated financial statements include the account of Northtech Industries, Inc. and its wholly-owned subsidiary, Millwork Pro, Inc., dba The Finish Company. All material intercompany transactions between the Company and its Subsidiary have been eliminated in consolidation.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable
Certain accounts receivable were factored with recourse as of June 30, 2010. Accounts receivable were recorded net of an allowance for doubtful accounts for the quarter ended June 30, 2010 and the year ended September 30, 2009. All accounts were considered fully collectible; therefore, no allowance was established as of June 30, 2010 and September 30, 2009, respectively. If amounts become uncollectible, they will be charged to operations when that determination is made.

Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the three months ended June 30, 2010 and June 30, 2009 were $8,147 and $8,052 respectively.

Revenue Recognition
The Company recognizes revenues on the completed-contract method. The completed-contract method is used because the typical contract is completed in one month or less, and financial position and results of operations do not vary significantly from those that would result using the percentage-of-completion method. A contract is considered substantially complete at the time of departure from the job site.

Concentrations of Credit Risk
Millwork Pro had three major customers, Build Urban, JAS Design, and Olive Tree, from whom 9%, 10%, and 9% of revenues, respectively, were earned for the three months ended June 30, 2010. Millwork Pro had one major customer, Charter Construction, from whom approximately 23% of revenues were earned for the three months ended June 30, 2009.

Stock Based Compensation
The Company uses the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No, 123, Accounting for Stock-Based Compensation, for its non-employee stock compensation plan. Under Statement No. 123, compensation expense is determined based on the fair value of the services received.

Vehicles and Equipment
Vehicles and equipment are stated at cost. Gains or losses on dispositions of equipment are included in operation in the year of disposal.

Depreciation
Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three months ending June 30, 2010 was $1,063. Depreciation expense for the three months ending June 30, 2009 was $8,898.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

We have not made any changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Our operations are subject to federal, state and local laws and regulations. Currently, we are not involved, or the subject of, any pending or existing litigation.

Item 1A.	Risk Factors

As a “smaller reporting company”, as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

On May 5, 2010, the Company entered into a 90 day Promissory Loan Agreement with Steve Lowden. The principal of the loan is $15,000, at a 5.00% interest rate, which matures on August 10, 2010, at which point full payment of the loan is due to the lender. As of the date of this report, the parties have agreed in principal to repayment by way of issuing Class A Common Stock pending the drafting and signing of approved paperwork.

Item 4 .	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Exhibit

2.1

Agreement (regarding share exchange), dated October 23, 2006, by and between Northtech Industries, Inc., a Nevada corporation and Millwork Pro, Inc., a Washington corporation. (Incorporated by reference, previously filed on Form 10, submitted to the Securities and Exchange Commission on May 3, 2010.)

2.2

Agreement and Plan of Merger, dated march 18, 2009, by and among Northtech Industries, Inc., a Nevada corporation, MillworkPro, Inc., a Washington corporation, and The Finish Company Painting and Carpentry, Inc., a Washington corporation. (Incorporated by reference, previously filed on Form 10, submitted to the Securities and Exchange Commission on May 3, 2010.)

3.1

Articles of Incorporation of Northtech Industries Inc., a Nevada corporation. (Incorporated by reference, previously filed on Form 10, submitted to the Securities and Exchange Commission on May 3, 2010.)

3.2	By-laws of Northtech Industries Inc., a Nevada corporation. (Incorporated by reference, previously filed on Form 10, submitted to the Securities and Exchange Commission on May 3, 2010.)
10.1

Factoring and Security Agreement, dated October 28, 2008, by and between Associated Marketing Consultants, Inc. and Millwork Pro, Inc., a Washington corporation (Incorporated by reference, previously filed on Form 10, submitted to the Securities and Exchange Commission on May 3, 2010.)

10.2

Lease Agreement, dated April 27, 2009, by and between Compleat Sportswear, Inc. and The Finish Company (Incorporated by reference, previously filed on Form 10, submitted to the Securities and Exchange Commission on May 3, 2010.)

10.3	Form of Subscription Agreement (Incorporated by reference, previously filed on Form 10, submitted to the Securities and Exchange Commission on May 3, 2010.)
10.4	Business Loan Agreement with Cowlitz Bank, d/b/a Bay Bank (Incorporated by reference, previously filed on Form 10, submitted to the Securities and Exchange Commission on May 3, 2010.)
10.5	Promissory Note between Northtech Industries, Inc. and Steve Lowden (Incorporated by reference, previously filed on Form 10, submitted to the Securities and Exchange Commission on June 30, 2010.)
10.6

Amended Page 1 Lease Agreement, by and between Compleat Sportswear, Inc. and The Finish Company (Incorporated by reference, previously filed on Form 10, submitted to the Securities and Exchange Commission on July 28, 2010.)

10.7*	Lease Agreement dated May 28, 2010 by and among Millwork Pro Inc. and MicroBlend, Inc.
10.8*	Material Consignment and Purchase Contract dated May 28, 2010 by and among Millwork Pro Inc. and MicroBlend, Inc.
10.9*	Software Licensing Agreement dated May 28, 2010 by and among Millwork Pro Inc. and MicroBlend, Inc.
10.10*	Revised Lease Agreement dated June 29, 2010 by and among Millwork Pro Inc. and MicroBlend, Inc.
21.1	List of Subsidiaries (Incorporated by reference, previously filed on Form 10, submitted to the Securities and Exchange Commission on July 28, 2010.)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Northtech Industries, Inc.

Date: August 23, 2010	By:	Michael Grabham
Michael Grabham
President and CEO