Form 10-Q/A
period 2010-06-30
Northtech Industries Inc.
filed 2010-09-03
CIK 1482728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

Indicate the numbers of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 15,078,500 shares of Class A Common Stock, and 500,000 shares of Class B Common Stock, issued and outstanding as of August 31, 2010

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NORTHTECH INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	As of	As of
	June 30,	September 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$7,446	$23,974
Accounts receivable	241,048	364,450
Prepaid expenses - deposits	17,455	17,086
TOTAL CURRENT ASSETS	265,949	405,510

OTHER ASSETS:
Vehicles and equipment	28,214	27,715
Accumulated depreciation	(19,940)	(13,980)
Goodwill	485,100	485,100
TOTAL OTHER ASSETS	493,374	498,835

TOTAL ASSETS	$759,323	$904,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$353,783	$343,466
Accrued expenses	178,832	75,173
Line of credit	114,469	141,722
Short term debt and factored receivables	125,119	100,612
TOTAL CURRENT LIABILITIES	772,203	660,973

LONG-TERM DEBT, net of current portion	-	463

TOTAL LIABILITIES	772,203	661,436

STOCKHOLDERS' EQUITY:
Class A Common Stock, $0.001 par value, 85,000,000 shares authorized: 14,200,000 at September 30, 2009 and 15,078,500 at June 30, 2010 shares issued and outstanding, respectively	15,079	14,200
Class B Common Stock, $0.001 par value, 5,000,000 shares authorized; 500,000 shares issued and outstanding	500	500
Class A Preferred Stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class B Preferred Stock, $0.001 par value, 5,000,000 shares authorized no shares issued and outstanding	-	-
Additional paid-in capital	919,943	828,722
Accumulated deficit	(948,403)	(600,513)
	(12,881)	242,909

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$759,323	$904,345

See Notes to Financial Statements

NORTHTECH INDUSTRIES, INC. AND SUBSIDIARY
Statements of Operations - Detailed

	For the		For the Nine
	Three Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
REVENUES	$533,103	$853,189	$1,584,710	$1,580,358

COST OF REVENUES:
Direct labor and benefits	164,130	257,855	558,889	467,470
Subcontractors	107,846	250,328	273,616	459,267
Tools and materials	143,714	167,373	473,756	304,274
Equipment rental	(258)	609	5,562	953
Other	2,207	6,486	13,758	15,560
TOTAL COST OF REVENUES	417,639	682,651	1,325,581	1,247,524

GROSS PROFIT	115,464	170,538	259,129	332,834

GENERAL & ADMINISTRATIVE EXPENSES:
Wages and benefits	110,838	86,264	333,615	193,519
Travel and entertainment	1,724	3,402	16,090	6,481
Consultants	3,543	25,758	28,945	43,968
Office and equipment	13,160	12,208	46,807	25,019
Insurance expense	8,278	10,304	15,983	20,879
Advertising	8,147	8,052	26,216	10,719
Finance fees and interest expense	31,391	20,510	88,934	43,844
Other expense	20,279	1,485	50,429	24,274
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	197,360	167,983	607,019	368,703

NET INCOME (LOSS)	$(81,896)	$2,555	$(347,890)	$(35,869)

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$0.00	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARE OUTSTANDING	15,078,500	14,650,000	15,310,889	12,200,000

See Notes to Financial Statements

NORTHTECH INDUSTRIES, INC. AND SUBSIDIARY
Statements of Cash Flows

	For the		For the Nine
	Three Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(81,896)	$2,555	$(347,890)	$(35,869)
ADJUSTMENT TO RECONCILE NET INCOME (LOSS) TO NET CASH USED BY OPERATING ACTIVITIES:
Depreciation	1,065	8,898	5,961	9,702
(INCREASE) DECREASE IN:
Accounts receivable	(95,465)	(193,185)	123,402	(380,123)
Prepaid expenses - deposits	(1,577)	14,493	(369)	(1,291)
INCREASE (DECREASE) IN:
Accounts payable	65,327	108,836	10,316	308,762
Checks in excess of bank balance	-	23,840	-	25,052
Advances from related parties	-	(17,500)	-	(17,500)
Accrued expenses	17,417	46,438	103,659	50,019
NET CASH USED BY OPERATING ACTIVITIES	(95,129)	(5,625)	(104,921)	(41,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(500)	(18,985)	(500)	(18,985)
NET CASH USED BY INVESTING ACTIVITIES	(500)	(18,985)	(500)	(18,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) from short term notes payable &
factored receivables	83,451	55,869	24,507	76,891
Proceeds (repayment) from line of credit	14,479	-	(27,253)	-
Proceeds (repayment) of long-term debt	-	4,812	(463)	4,812
Issuance of common stock	-	-	879	-
Additional paid-in capital	(750)	(34,895)	91,222	(34,895)
NET CASH PROVIDED BY FINANCING ACTIVITIES	97,180	25,786	88,892	46,808

NET INCREASE (DECREASE) IN CASH	1,550	1,176	(16,528)	(13,425)

CASH, BEGINNING OF PERIOD	5,896	-	23,974	14,601

CASH, END OF PERIOD	$7,446	$1,176	$7,446	$1,176

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid for interest	$31,391	$20,510	$88,934	$43,844
Income taxes	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS:
Acquisition of Goodwill	$-	$(485,100)	$-	$(485,100)
Issuance of common stock	$-	$4,900	$-	$4,900
Additional paid-in capital	$-	$480,200	$-	$480,200

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

On May 5, 2010, the Company entered into a 90 day Promissory Loan Agreement with Steve Lowden. The principal of the loan is $15,000, at a 5.00% interest rate, which matures on August 10, 2010, at which point full payment of the loan is due to the lender. As of the date of this report, the parties have agreed in principle to repayment by way of issuing Class A Common Stock pending the drafting and signing of approved paperwork.

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

Our operating results for the three and nine months ended June 30, 2010 and the three and six month ended June 30, 2009 are summarized as follows:

	For the		For the Nine
	Three Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
REVENUES	$533,103	$853,189	$1,584,710	$1,580,358

TOTAL COST OF REVENUES	417,639	682,651	1,325,581	1,247,524

GROSS PROFIT	115,464	170,538	259,129	332,834

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	197,360	167,983	607,019	368,703

NET INCOME (LOSS)	$(81,896)	$2,555	$(347,890)	$(35,869)

Revenues

For the three months ended June 30, 2010, the Company recognized revenues of $533,103 (June 30, 2009 - $853,189) (Nine months ended June 30, 2010 and 2009- $1,584,710, and $1,580,358 respectively). Installation services for the three month period represent approximately 43% ($230,095) of revenues (nine months ended June 30, 2010 -45% $705,647), paint services represent 41% ($219,180) (nine months ended June 30, 2010 - 38% $609,145), and tile services represent 16% ($83,828) (nine months ended June 30, 2010 - 17% $269,918). With the acquisition of The Finish Company we added painting and tiling to our service offering. We are able to offer one customer more services and increase our revenue opportunity. Moving forward our plan is to focus on residential and commercial painting because it offers greater margin opportunities. We will seek to increase our product and service offerings through acquisitions. Counter tops, flooring, windows and roofing are other areas we may add to the product offering.

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

General and Administrative Expenses

General and Administrative expenses, as reflected in the Company’s statement of operations, consists of Wages and Benefits, Travel and Entertainment, Consultants, Office and Equipment, Insurance, Advertising, Finance Fees and Interest Expense, and Other Expenses. As a percentage of revenue for the three months ended June 30, 2010 these expenses reflect 37% (June 30, 2009– 19.68%) . Nine months ended June 30, 2010 and 2009, 38% and 23% respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. During the three months ended June 30, 2010 and 2009 cash used in our operating activities was $(81,896) and $2,555 respectively. (Nine months ended June 30, 2010 and 2009 - ($347,890) and (35,869) respectively. We funded our operating activities with cash reserves in addition to the following net resources:

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

10.7

Lease Agreement dated May 28, 2010 by and among Millwork Pro Inc. and MicroBlend, Inc. (Incorporated by reference, previously filed on Form 10-Q, submitted to the Securities and Exchange Commission on August 23, 2010.)

10.8

Material Consignment and Purchase Contract dated May 28, 2010 by and among Millwork Pro Inc. and MicroBlend, Inc. (Incorporated by reference, previously filed on Form 10-Q, submitted to the Securities and Exchange Commission on August 23, 2010.)

10.9

Software Licensing Agreement dated May 28, 2010 by and among Millwork Pro Inc. and MicroBlend, Inc. (Incorporated by reference, previously filed on Form 10-Q, submitted to the Securities and Exchange Commission on August 23, 2010.)

10.10

Revised Lease Agreement dated June 29, 2010 by and among Millwork Pro Inc. and MicroBlend, Inc. (Incorporated by reference, previously filed on Form 10-Q, submitted to the Securities and Exchange Commission on August 23, 2010.)

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

Northtech Industries, Inc.

Date: September 3, 2010	By:	Michael Grabham
Michael Grabham
President and CEO