Form 10-Q/A
period 2010-06-30
Northtech Industries Inc.
filed 2010-10-04
CIK 1482728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Goodwill

The Company uses the income approach as prescribed by Statement of Financial Accounting Standards No. 157 (ASC 820) in measuring the value of its Goodwill on an annual basis, at minimum. Measurement is based on the value indicated by current market expectations about future amounts, which is then discounted to a single present value amount. Recovery of the Company's Goodwill is dependent upon its ability to attain profitable operations. The Company's Management believes that it will generate positive cash flows beginning in March 2011; however, due to the current economic recession, demand for home and commercial improvements and the availability of financing, it may result in the postponement of when the company will generate positive cash flows. As of June 30, 2010, the Company's Management believes that a more reasonable calculation of goodwill impairment will result from the reporting of operations for the year ended September 30, 2010.

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

Our operating results for the three and nine months ended June 30, 2010 and 2009 are summarized as follows:

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

General and Administrative Expenses

General and Administrative expenses increased 64% from the nine months ended June 30, 2010 as compared to the same period in 2009, which contributed materially to our net loss for the nine months ended June 30, 2010. Revenues in early 2010 were significantly lower historically. For the three months ended June 30, 2010, the Company recognized revenues of $533,103 as compared to $853,189 in June 30, 2009. We believe our market continued to be affected by the recession and we were also affected by seasonality. January through June in Seattle, Washington is a period of high rainfall. There may be fewer building projects during this period of time versus the summer and fall months. We hadn’t been affected by seasonality until winter and spring of 2010. During the period of lower revenues a base level of staff were still employed which requires wages, benefits and administration. The cost of hiring and training an employee to deliver quality work is several thousand dollars. We felt it was better to maintain our employee level during the period of lower revenues rather than lay off too many people and be short-handed later in the year. This caused a significant increase in G&A expenses as a percentage of revenue. In addition, we hired our first dedicated sales person and a part time administration person in Jan of 2010. These additional people were needed to assist with a greater amount of consumer projects. Consumer projects traditionally require more hands-on customer assistance because of product selection and a need for greater quality. The dedicated sales person has helped increase our customer base in the consumer market as well as builder markets. The additional staff contributed to the additional operating wage/benefits costs from 3rd Q 2009 to 2010.

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

Goodwill

The Company uses the income approach as prescribed by Statement of Financial Accounting Standards No. 157 (ASC 820) in measuring the value of its Goodwill on an annual basis, at minimum. Measurement is based on the value indicated by current market expectations about future amounts, which is then discounted to a single present value amount. Recovery of the Company's Goodwill is dependent upon its ability to attain profitable operations. The Company's Management believes that it will generate positive cash flows beginning in March 2011; however, due to the current economic recession, demand for home and commercial improvements and the availability of financing, it may result in the postponement of when the company will generate positive cash flows. As of June 30, 2010, the Company's Management believes that a more reasonable calculation of goodwill impairment will result from the reporting of operations for the year ended September 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

  Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Michael Grabham, our President and a Director, who also serves as our principal financial officer and principal accounting officer, Mr. Grabham concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

  The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and a Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2010.

  Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

  Changes in Internal Control over Financial Reporting

  There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Northtech Industries, Inc.

Date: October 4, 2010	By:	Michael Grabham
Michael Grabham
President and CEO