Form 10-Q/A
period 2010-06-30
Northtech Industries Inc.
filed 2010-10-25
CIK 1482728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3 to
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

Northtech Industries, Inc.

Date: October 25, 2010	By:	Michael Grabham
Michael Grabham
President and CEO